Form 10-K
period 2007-12-31
RALI Series 2007-QH2 Trust
filed 2008-03-31
CIK 1388211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2007
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period ______________________________


             Commission file number of issuing entity: 333-131213-43
                           RALI SERIES 2007-QH2 TRUST
           (Exact name of issuing entity as specified in its charter)

                        RESIDENTIAL ACCREDIT LOANS, INC.
              (Exact name of depositor as specified in its charter)

                        RESIDENTIAL FUNDING COMPANY, LLC
               (Exact name of sponsor as specified in its charter)

                                    New York
      (State or other jurisdiction of incorporation or organization of the issuing entity)

            c/o Residential Funding Company, LLC, as Master Servicer
                        One Meridian Crossings, Suite 100
                          Minneapolis, Minnesota 55423
           (Address of principal executive offices of issuing entity)

             (952) 857-7000 (Telephone number, including area code)

                                      None
                      (I.R.S. Employer Identification No.)

                                       N/A
           (Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |X|  No  |_|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|
[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  |_|                              Accelerated filer  |_|
Non-accelerated filer    |X| (Do not check if a smaller reporting company)
                                                  Smaller reporting company  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|  No  |X|
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:  Business.
Item 1A: Risk Factors.
Item 2:  Properties.
Item 3:  Legal Proceedings.
Item 4:  Submission of Matters to a Vote of Security Holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

None.

ITEM 1114(B)(2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

None.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVES INSTRUMENTS
(FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS.

There are no material pending legal or other proceedings involving the mortgage loans or Residential Funding Company, LLC ("Residential Funding"), as sponsor and master servicer, Residential Accredit Loans, Inc., as depositor, RALI Series 2007-QH2 Trust, as the issuing entity, GMAC Mortgage, LLC ("GMACM"), as subservicer, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities (the "Securities") to which this report relates.

Residential Funding and GMACM are currently parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of Residential Funding and GMACM that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on their ability to perform their obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on Residential Funding or GMACM. Any such unfavorable outcome could adversely affect the ability of Residential Funding or GMACM to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of Residential Funding or GMACM with a successor servicer.

Among the legal proceedings to which Residential Funding is a party is a putative class action lawsuit that was filed against a lender (Mortgage Capital Resources Corporation), Residential Funding and other parties in state court in Kansas City, Missouri. Plaintiffs asserted violations of the Missouri Second Mortgage Loan Act ("SMLA"), Mo.R.S. Section 408.233, based on the lender's charging or contracting for payment of allegedly unlawful closing costs and fees. The relief sought included a refund of all allegedly illegal fees, the refund of interest paid, and the discounted present value of interest to be paid in the future on active mortgage loans. The plaintiffs also sought prejudgment interest and punitive damages.

Residential Funding is an assignee of some of the mortgage loans in question. The plaintiffs contended that Residential Funding is strictly liable for the lender's alleged SMLA violations pursuant to the assignee provisions of the Home Ownership and Equity Protection Act of 1994, 15 U.S.C. Section 1641(d)(1). Residential Funding terminated its relationship with the lender in early May 2000.

In connection with that proceeding, on January 4, 2008, a verdict was returned that Residential Funding pay $4.33 million in actual damages and $92 million in punitive damages. Residential Funding intends to appeal and vigorously contest the punitive damage award. However, even if the punitive damage award is not reduced upon appeal, Residential Funding's management believes that any liability with respect to this proceeding would not have a material adverse effect on investors in the Securities.

                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:  Selected Financial Data.
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.
Item 8:  Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A: Controls and Procedures.

ITEM 9B: OTHER INFORMATION.

None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10: Directors and Executive Officers of the Registrant.
Item 11: Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13: Certain Relationships and Related Transactions.
Item 14: Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA.

Each of Residential Funding, GMACM, Homecomings Financial, LLC ("Homecomings"), Deutsche Bank Trust Company Americas and Wells Fargo Bank, National Association (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Reports assessing compliance with the servicing criteria applicable to each Servicing Participant (each, a "Report on
Assessment") are attached as exhibits to this Form 10-K. In addition, an attestation report (each, an "Attestation Report") regarding each Report on Assessment has been prepared by the related Servicing Participant's registered independent public accounting firm and is attached as an exhibit to this Form 10-K.

Residential Capital, LLC, which owns indirectly all of the equity of both Homecomings and GMACM, has restructured the operations of Homecomings and GMACM. As a result of the restructuring -

   (i) on May 1, 2007, the computer system on which Homecomings maintained its servicing platform was transferred from one system (LSAMS) to another system (MortgageServ) on which its affiliate GMACM maintains its servicing platform; and

   (ii) on September 24, 2007, Homecomings transferred its servicing platform and certain employees responsible for the servicing function to GMACM.

Since September 24, 2007, GMACM has serviced the mortgage loans owned by the trust that were previously serviced by Homecomings, and Homecomings has not serviced any of those mortgage loans.

As a result of the integration of the Homecomings and GMACM servicing platforms on a single computer system as described in clause (i) above -

   (x) the Report on Assessment and related Attestation Report filed as Exhibits
      33.3 and 34.3 to this Form 10-K address Homecomings' compliance with the applicable servicing criteria for the pre-platform integration period from January 1, 2007 through April 30, 2007; and

   (y) the Report on Assessment and related Attestation Report filed as Exhibits
      33.2 and 34.2 to this Form 10-K address (1) GMACM's compliance with the applicable servicing criteria for the pre-platform integration period from January 1, 2007 through April 30, 2007, and (2) each of Homecomings' and GMACM's compliance with the applicable servicing criteria for the post-platform integration period from May 1, 2007 through December 31, 2007.

Vendors

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

GMAC Mortgage, LLC: The Report on Assessment prepared by GMACM and the related Attestation Report have identified material noncompliance with two elements of one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(2)(vii), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts -

   o certain custodial account reconciliations were not reviewed within the timelines outlined in GMACM's policies and procedures, as contemplated by criterion 1122(d)(2)(vii)(C); and

   o certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as contemplated by criterion 1122(d)(2)(vii)(D).

The registrant does not believe these instances of noncompliance had material impacts or effects on investors, and appropriate measures have been taken to resolve the bank reconciliation items noted in the Report on Assessment, and to prevent such instances of noncompliance in the future or to detect them in such a manner as to permit prompt correction.

Homecomings Financial, LLC: The Report on Assessment prepared by Homecomings and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(4)(x)(C), certain refunds resulting from payoff transactions were not returned to the obligor within 30 calendar days of full repayment of the related pool asset, as contemplated by such criterion. The registrant does not believe these instances of noncompliance had material impacts or effects on investors, and appropriate measures have been taken to prevent such instances of noncompliance in the future or to detect them in such a manner as to permit prompt correction.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT.

Each of Residential Funding, GMACM and Homecomings (each, a "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. Each Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to such Servicer (a "Compliance Statement") for the portion of the period covered by this Form 10-K during which such Servicer was servicing the pool assets, in each case signed by an authorized officer of such Servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K. None of the Compliance Statements has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      (a)(1) Not Applicable.

      (a)(2) Not Applicable.

      (a)(3) Not Applicable.

      (b)    Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
----------   ------------------------------------------------------------------
3.1          Certificate of  Incorporation of Residential  Accredit Loans,  Inc.
             (incorporated  by  reference  to Exhibit 3.1 included in the Annual
             Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange
             Commission on March 28, 2007).

3.2 Bylaws of Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 3.2 included in the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange Commission on March 28, 2007).
10.1 Series Supplement, dated as of February 1, 2007, and the Standard Terms of Pooling and Servicing Agreement, dated as of December 1, 2006, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as master servicer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on March 14, 2007).
10.2 Assignment and Assumption Agreement, dated as of February 27, 2007, between Residential Funding Company, LLC and Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on March 14, 2007).
10.3 Swap Confirmation and Credit Support Annex to the Schedule to the ISDA Master Agreement, both dated as of February 27, 2007, between Deutsche Bank Trust Company Americas, not individually but solely as the Supplemental Interest Trust Trustee on behalf of Supplemental Interest Trust with respect to the RALI Series 2007-QH2 Trust, Mortgage Asset-Backed Pass-Through Certificates, Series 2007-QH2, and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on March 14, 2007).
10.4 SB-AM Swap Confirmation, dated as of February 27, 2007, between Deutsche Bank Trust Company Americas, as Supplemental Interest Trust Trustee for the benefit of RALI Series 2007-QH2 Supplemental Interest Trust, acting on behalf of the Class SB Certificateholders, and Deutsche Bank Trust Company Americas, as Supplemental Interest Trust Trustee for the benefit of RALI Series 2007-QH2 Supplemental Interest Trust, acting on behalf of the Class A Certificateholders and Class M Certificateholders (incorporated by reference to Exhibit 10.4 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on March 14, 2007).
31.1 Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of and for the period ended December 31, 2007.
33.2 Report on Assessment of Compliance with Servicing Criteria of (i) GMAC Mortgage, LLC for the pre-platform integration period from January 1, 2007 through April 30, 2007, and (ii) each of Homecomings Financial, LLC and GMAC Mortgage, LLC for the post-platform integration period from May 1, 2007 through December 31, 2007.
33.3 Report on Assessment of Compliance with Servicing Criteria of Homecomings Financial, LLC for the pre-platform integration period from January 1, 2007 through April 30, 2007.

33.4 Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas as of and for the period ended December 31, 2007.
33.5 Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of and for the period ended December 31, 2007.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC.
34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC and Homecomings Financial, LLC (filed as Exhibit 33.2 hereto).
34.3 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC (filed as Exhibit 33.3 hereto).
34.4 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank Trust Company Americas.
34.5 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.
35.1         Servicer Compliance Statement of Residential Funding Company,
             LLC.
35.2         Servicer Compliance Statement of GMAC Mortgage, LLC.
35.3         Servicer Compliance Statement of Homecomings Financial, LLC.

      (c) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 2008
                                        RALI SERIES 2007-QH2 TRUST

                                        By:  Residential Funding
                                             Company, LLC,
                                             as Master Servicer

                                        By: /s/ Anthony N. Renzi
                                            Name:  Anthony N. Renzi
                                            Title: Managing Director
                                            (senior officer in charge of
                                            the servicing function)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
----------   ------------------------------------------------------------------
3.1          Certificate of  Incorporation of Residential  Accredit Loans,  Inc.
             (incorporated  by  reference  to Exhibit 3.1 included in the Annual
             Report on Form 10-K for the period ended  December 31, 2006,  filed by RALI Series  2006-QA1  Trust with the  Securities  and  Exchange
             Commission on March 28, 2007).
3.2          Bylaws  of  Residential  Accredit  Loans,  Inc.   (incorporated  by
             reference to Exhibit 3.2 included in the Annual Report on Form 10-K for the  period  ended  December  31,  2006,  filed by RALI  Series
             2006-QA1 Trust with the Securities and Exchange Commission on March
             28, 2007).
10.1         Series  Supplement,  dated as of February 1, 2007, and the Standard
             Terms of Pooling and Servicing  Agreement,  dated as of December 1,
             2006,  among   Residential   Accredit  Loans,   Inc.,  as  company,
             Residential Funding Company, LLC, as master servicer,  and Deutsche
             Bank Trust Company Americas,  as trustee (incorporated by reference to  Exhibit  10.1  included  in the Report on Form 8-K filed by the
             Issuing Entity with the Securities and Exchange Commission on March
             14, 2007).
10.2         Assignment and Assumption Agreement, dated as of February 27, 2007, between Residential Funding Company,  LLC and Residential  Accredit
             Loans, Inc.  (incorporated by reference to Exhibit 10.2 included in the  Report  on Form  8-K  filed  by the  Issuing  Entity  with the
             Securities and Exchange Commission on March 14, 2007).
10.3         Swap  Confirmation  and Credit Support Annex to the Schedule to the
             ISDA Master Agreement,  both dated as of February 27, 2007, between
             Deutsche Bank Trust Company  Americas,  not individually but solely
             as  the   Supplemental   Interest   Trust   Trustee  on  behalf  of
             Supplemental  Interest  Trust  with  respect  to  the  RALI  Series
             2007-QH2 Trust,  Mortgage Asset-Backed  Pass-Through  Certificates,
             Series 2007-QH2,  and Barclays Bank PLC  (incorporated by reference to  Exhibit  10.3  included  in the Report on Form 8-K filed by the
             Issuing Entity with the Securities and Exchange Commission on March
             14, 2007).
10.4         SB-AM Swap  Confirmation,  dated as of February 27,  2007,  between
             Deutsche  Bank Trust Company  Americas,  as  Supplemental  Interest
             Trust Trustee for the benefit of RALI Series 2007-QH2  Supplemental
             Interest    Trust,    acting    on   behalf   of   the   Class   SB
             Certificateholders,  and Deutsche Bank Trust Company  Americas,  as
             Supplemental  Interest Trust Trustee for the benefit of RALI Series
             2007-QH2 Supplemental Interest Trust, acting on behalf of the Class
             A Certificateholders and Class M Certificateholders (incorporated by reference to Exhibit 10.4 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange
             Commission on March 14, 2007).

31.1 Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of and for the period ended December 31, 2007.
33.2 Report on Assessment of Compliance with Servicing Criteria of (i) GMAC Mortgage, LLC for the pre-platform integration period from January 1, 2007 through April 30, 2007, and (ii) each of Homecomings Financial, LLC and GMAC Mortgage, LLC for the post-platform integration period from May 1, 2007 through December 31, 2007.
33.3 Report on Assessment of Compliance with Servicing Criteria of Homecomings Financial, LLC for the pre-platform integration period from January 1, 2007 through April 30, 2007.
33.4 Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas as of and for the period ended December 31, 2007.
33.5 Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of and for the period ended December 31, 2007.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC.
34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC and Homecomings Financial, LLC (filed as Exhibit 33.2 hereto).
34.3 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC (filed as Exhibit 33.3 hereto).
34.4 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank Trust Company Americas.
34.5 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.
35.1         Servicer Compliance Statement of Residential Funding Company,
             LLC.
35.2         Servicer Compliance Statement of GMAC Mortgage, LLC.
35.3         Servicer Compliance Statement of Homecomings Financial, LLC.